Form 10KSB
period 2004-12-31
Sunbelt Bancshares, Inc.
filed 2005-04-15
CIK 1308667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 333-120681

SUNBELT BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	20-1496006
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1625 North Stemmons Freeway, Dallas, Texas 75207
(Address of principal executive offices, including zip code)

(214) 217-3971
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value
$.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

As of December 31, 2004, the last business day of the registrant’s most recently completed fiscal year, no shares of the common stock of the registrant was issued or outstanding.

Documents Incorporated by Reference

None.

i

SUNBELT BANCSHARES, INC.

INDEX

ii

PART I
ITEM 1.  Business.

Overview

Sunbelt Bancshares, Inc.. Sunbelt Bancshares, Inc. (the “Company”) was organized as a Texas corporation on December 18, 2002 to serve as a bank holding company for Sunbelt Bank (the “Bank”). As part of its organizational activities, the Company intends to file an application with the Federal Reserve to become a bank holding company. The Company commenced its initial public offering on February 14, 2005 to raise the capital required to capitalize its proposed wholly-owned banking subsidiary, the Bank. The Company expects to use at least $10.6 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,240,000 shares and at least $13.2 million to capitalize the Bank if it sells 1,500,000 shares. Initially, the Company will have no material business operations other than owning and managing the Bank.

Sunbelt Bank. On June 30, 2004, the organizers of the Bank filed an application with the Texas Department of Banking (TDB) to organize the Bank as a Texas state bank and with the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance. The Bank has received the regulatory approvals of the TDB and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $10.6 million, and (2) implementing appropriate banking policies and procedures. The Bank expects to receive all necessary final regulatory approvals and begin banking operations during the third quarter of 2005.

Philosophy and strategy

Sunbelt Bank will operate as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. The Bank believes that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy will involve the following:

•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its directors and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from highly visible and accessible banking offices in close proximity to a concentration of targeted commercial businesses and professionals;

•	Attracting its initial customer base by offering competitive interest rates on its deposit accounts;

•	Encouraging the initial shareholders of the Company to become customers by offering additional incentives; and

•	Implementing a strong marketing program.

Market opportunities

Primary service area. The Bank’s primary service area will be the southeast Arlington and southwest Arlington/Mansfield market areas, which it intends to serve from two locations. The main office will be located at 7240 U. S. Highway 287, Arlington, Texas, and the Bank will have a full service branch office at 3000 South Watson Road, Arlington, Texas. The Bank will operate from temporary facilities at each site until its permanent facilities have been completed. The organizers believe that the Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area. These primary service areas represent a diverse market with a growing population and economy. According to data obtained from the United States Census and ESRI Business Information Systems, between 2000 and 2003, the population of the southeast Arlington area grew approximately 5.7%, and the population of the southwest Arlington/Mansfield area grew approximately 10%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while it cannot be certain, the Bank expects this trend to continue. Management believes that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

Local economy. The Bank believes that its proposed banking market represents a unique market with a diversified and growing customer base. It also believes that the primary service areas present an environment that will support its formation and growth. As a community bank, the Bank will be designed to serve the needs of the residents and small- to medium-sized businesses within this growing economy.

According to data compiled by the United States Census and ESRI Business Information Systems, personal and family income figures in the Bank’s proposed primary service areas have grown steadily over the same period. In 2003, median household income in the southeast Arlington market area was $53,000, and it is expected to grow to $62,000 by 2008. Likewise, median household income in 2003 in the southwest Arlington/Mansfield market area was $82,000, and it is expected to grow to $94,000 in 2008. Continued population growth has attracted many businesses to the area and has led to growth in the local service economy, and, while management cannot be certain, it expects these trends to continue.

Business strategy

Management philosophy. Sunbelt Bank will be a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in the communities it serves. The Bank will offer a sophisticated array of financial products while emphasizing prompt, personalized customer service. Management believes that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors. The Bank will endeavor to hire the most qualified and experienced people in the market who share its commitment to customer service and believes that this is an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, the Bank will implement the following operating and growth strategies.

Operating strategy. In order to achieve the level of prompt, responsive service that the Bank believes will be necessary to attract customers and to develop its image as a local bank with a community focus, the Bank will employ the following operating strategies:

•
Experienced senior management. The Bank’s senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in its primary service areas. For example, the Bank’s chief executive officer, Jerry Burnett, has approximately thirty-five years of banking experience, all of which has been in community banking in or near the Bank’s primary market areas. Lonnie Goodman has more than twenty years of banking experience, including approximately nine years as President and Chief Executive Officer of Bank of the Southwest of Dallas, a $120+ million asset community bank located in the Metroplex. Cindy Swindle has more than thirty years of banking experience, all of which has been with Bank of the Southwest of Dallas, where she served as Vice President and Cashier for approximately ten years and as Executive Vice President, Cashier and a director for the nine years prior to the bank’s acquisition by Prosperity Bank in 2003. Combined, Sunbelt Bank’s proposed senior management team has more than 85 years of banking experience.

•
Quality employees. The Bank will strive to hire highly trained and seasoned staff. It plans to train its staff to answer questions about all of its products and services so that the first employee the customer encounters can resolve any questions the customer may have.

•
Community-oriented board of directors. All of the Bank’s proposed directors are either experienced bankers or have significant business and community ties to its primary service areas. Many of its directors are lifelong residents of its primary service area, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement. The Bank expects that the directors will bring substantial business and banking contacts to the Bank.

•
Highly visible site. Sunbelt Bank’s main office will be highly visible and located in close proximity to major traffic arteries. The main office location will be located at 7240 U. S. Highway 287 in an area that will provide easy access to potential bank customers traveling in southeast Arlington. The Bank will also operate another full-service banking office at 3000 South Watson Road, located at the intersection of Mayfield Road and U. S. Highway 360, to serve the expanding southwest Arlington/Mansfield market. The Bank believes that these sites will give the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area. The Bank believes this will enhance its image as a strong competitor.

•
Distinct name. The Bank intends to file for service marks for the name, “Sunbelt Bank.” The Bank believes that a distinctive name will enable the Bank to stand out from the pack and also will be memorable to its customer base.

•
Individual customer focus. The Bank will focus on providing individual service and attention to its target customers, which include individuals and small- to medium-sized businesses. As the employees, officers and directors become familiar with the Bank’s customers on an individual basis, the Bank will be able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer.

•
Officer and director call program. The Bank intends to implement an active officer and director call program to promote the Bank’s philosophy. The purpose of this call program will be to visit prospective customers and to describe the Bank’s products, services and philosophy.

•
Marketing and advertising. The Bank plans to use a targeted marketing approach through local newspaper advertising, radio and direct-mail campaigns to develop its image as a locally owned and operated bank with an emphasis on quality service and personal relationships.

Growth strategies. Because the Bank believes that the growth and expansion of its operations will be significant factors in its success, the Bank plans to implement the following growth strategies:

•
Capitalize on its community orientation. The Bank plans to capitalize on its position as an independent, locally owned community bank to attract individuals and small- to medium-sized business customers that may be underserved by larger banking institutions in its market area.

•	Emphasize local decision-making. The Bank will emphasize local decision-making by experienced bankers. This will help it attract local businesses and service-minded customers.

•
Attract experienced lending officers. The Bank will seek to hire experienced, well-trained lending officers capable of soliciting loan business immediately. By hiring experienced lending officers, the Bank will be able to grow much more rapidly than it would if it hired inexperienced lending officers.

•
Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation will be structured to attract its target customers and increase its market share. The Bank will strive to offer the small business person, professional, entrepreneur and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

Lending services

Lending policy. The Bank will offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns and consumer loans to individuals. The Bank will compete for these loans with competitors who are well established in its primary market area and have greater resources and lending limits. As a result, the Bank may initially have to offer more flexible pricing and terms to attract borrowers.

The Bank’s loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s loan committee will determine whether to approve the loan request. The Bank will not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending limits. The Bank’s lending activities will be subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank will be able to loan any one borrower a maximum amount equal to either:

•	25% of the Bank’s capital and certified surplus; or

•	40% of its capital and surplus if the amount that exceeds 25% is secured by readily marketable collateral, as determined by reliable and continuously available price quotations.

These legal limits will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit risks. The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in its primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than the Bank will make. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real estate loans. The Bank will make commercial real estate loans, construction and development loans, small business loans and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan.

•
Construction and development loans. The Bank will make construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly or monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Commercial real estate. Commercial real estate loan terms generally will be limited to three years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 12 months. The Bank will generally charge an origination fee for its services. The Bank will attempt to reduce credit risk on its commercial real estate loans by emphasizing loans on multi-family and tenant-occupied properties where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 130% of the debt service requirement. In addition, the Bank generally will require personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank will limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Residential real estate. The Bank’s residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. The Bank will offer primarily adjustable rate mortgages and expects that any long-term fixed rate mortgages will be underwritten for resale to the secondary market. All loans will be made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial loans. The Bank expects that loans for commercial purposes in various lines of businesses will be one of the components of its loan portfolio. The target commercial loan market will be retail establishments and small- to medium-sized businesses. The terms of these loans will vary by purpose and by type of underlying collateral, if any. The commercial loans will primarily be underwritten on the basis of the borrower’s ability to service the loan from income. The Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer loans. The Bank will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages will generally not exceed 15 years and the rates will generally not be fixed for over 12 months. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The Bank expects that the principal competitors for consumer loans will be the established banks and finance companies in its market.

Composition of portfolio. The following table sets forth management’s estimate of the percentage composition of Sunbelt Bank’s loan portfolio during its first three years of business.

Percentage
Commercial Real Estate	20%
Construction - Commercial	5%
Construction - Residential	20%
Commercial Loans	35%
Residential Real Estate	15%
Consumer Loans	5%
Total	100%

Investments

In addition to loans, the Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The asset-liability management committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.

Asset and liability management

The asset-liability management committee will oversee Sunbelt Bank’s assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies that the Bank will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

Deposit services

The Bank will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts. The Bank intends initially to leverage the Company’s initial shareholder base, which is expected to be comprised primarily of residents of the Bank’s primary service areas, into a source of core deposits. In addition, the Bank will employ an aggressive marketing plan in its primary service areas and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank’s primary service areas. The Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Other banking services

Other anticipated banking services include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machine cards and debit cards. The Bank plans to become associated with one or more nationwide networks of automated teller machines that its customers will be able to use throughout Texas and other regions. The Bank also plans to offer merchant card services through a correspondent as an agent for the Bank. The Bank also may offer expanded financial services, such as insurance, financial planning, investment and trust services; in each case, if offered, the Bank would expect initially to do so through strategic partners. The Bank does not plan initially to exercise trust powers and may do so in the future only with the prior approval of the Texas Department of Banking.

Employees

The success of the Bank will depend, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. When the Bank begins operations, management expects that it will have 17 full-time equivalent employees. When the Bank moves into its permanent facility, management expects that the Bank will have 22 full-time equivalent employees. The Company does not expect that it will have any employees who are not also employees of the Bank.

Special cautionary notice regarding forward-looking information

Statements contained in this Annual Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Company’s and Bank’s expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to the Company on the dates noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the actual results of the Company or the Bank may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company and the Bank conduct operations, including their respective plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in the Company’s Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on February 14, 2005, including the following:

•	the Company and Bank must receive regulatory approvals before the Bank may open for business;

•	the Bank must satisfy certain conditions following regulatory approval before it may open for business;

•	any delay in beginning banking operations will result in additional losses;

•	the Company has no operating history upon which to base an estimate of its future financial performance;

•	the Company expects to incur losses during its initial years of operations;

•	failure of the Company or the Bank to implement its business strategies may adversely affect its financial performance.

•	the Company’s profitability will be affected by the ability of Bank management to measure and limit credit risk associated with the Bank’s loan portfolio;

•	the Bank’s emphasis on commercial business and commercial real estate lending may result in greater credit risk;

•	departures of key personnel or directors may impair the Bank’s operations;

•	the Bank will face intense competition from a variety of competitors;

•	the Bank’s legal lending limits may impair its ability to attract borrowers;

•	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on the Company’s financial performance;

•	monetary policy and other economic factors could adversely affect the Bank’s profitability;

•	the Bank could be negatively affected by changes in interest rates.

•	the determination of the offering price was arbitrary, and shareholders may be unable to resell their shares at or above the offering price;

•	the Company’s ability to pay dividends is limited;

•	the Company and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability; and

•	the Company may not be able to raise additional capital on terms favorable to it.

These factors and the risk factors referred to in the Company’s Prospectus dated February 15, 2005 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

SUPERVISION AND REGULATION

Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Texas Department of Banking, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Sunbelt Bancshares

General. Upon its acquisition of all of the capital stock of the Bank following receipt of Federal Reserve approval, the Company will be a bank holding company registered with, and subject to regulation by, the Federal Reserve under the “Bank Holding Company Act of 1956.” The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and commit resources to support the Bank. This support may be required under circumstances when the Company might not be inclined to do so absent this Federal Reserve policy. As discussed below, the Company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations.

Certain acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than five percent of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, any bank holding company located in Texas may purchase a bank located outside of Texas. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Texas may purchase a bank located inside Texas. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in bank control. Subject to various exceptions, the Bank Holding Company Act and the “Change in Bank Control Act of 1978,” together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to the Company, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Permitted activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary that the Company may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Company currently has no plans to make a financial holding company election.

Sound banking practice. Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The “Financial Institutions Reform, Recovery and Enforcement Act of 1989” (FIRREA) expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends. Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. In addition, the Company is subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Texas corporation, the Company is restricted under the “Texas Business Corporation Act of 1957” from paying dividends under certain conditions.

Sunbelt Bank

On June 30, 2004, the organizers of the Bank filed an application with the Texas Department of Banking to organize a new Texas state bank having its main office in Arlington, Texas and with the FDIC for federal deposit insurance. The Bank has received conditional approvals of each of these applications. The conditions include, among others, that the Company capitalize the Bank with at least $10.6 million within one year following preliminary approval, complete a satisfactory pre-opening examination and open the Bank within 18 months following regulatory approval.

Upon the approval of the Texas Department of Banking and FDIC to organize as a Texas state bank, the Bank will be subject, among other things, to the supervision, examination and reporting requirements of the Texas Department of Banking and the FDIC, as insurer of certain deposits. The Texas Department of Banking and the FDIC will regularly examine the Bank’s operations and will have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Texas Department of Banking and the FDIC will also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank will also be subject to numerous state and federal statutes and regulations that affect its business, activities and operations. The Bank’s deposits will be insured by the FDIC to the maximum extent provided by law.

Branching. Under current Texas law, Texas state banks are permitted to establish branch offices throughout Texas with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in Texas. Finally, Texas state banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Texas law, with limited exceptions, currently permits branching across state lines through interstate mergers. Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Texas law currently permits de novo branching into the state of Texas on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch in Texas only if its home state has also elected to permit de novo branching into that state.

Prompt corrective action. The “Federal Deposit Insurance Corporation Improvement Act of 1991” (FDICIA) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and all institutions are assigned to one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements. An “undercapitalized” institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Deposit insurance assessments. Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Expanded financial activities. Similar to bank holding companies, the “Gramm-Leach-Bliley Financial Services Modernization Act of 1999” expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a “financial subsidiary” if the bank and each of its depository institution affiliates are “well capitalized,” “well managed” and have at least a “satisfactory” rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amount of investment in these activities generally is limited to 45% of the total assets of the Bank, and these investments are deducted when determining compliance with capital adequacy guidelines. Further, the transactions between the bank and this type of subsidiary are subject to a number of limitations.

Expanded financial activities of Texas state banks generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Bank currently has no plans to conduct any activities through financial subsidiaries.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Texas Department of Banking, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because the Bank’s aggregate assets will be less than $250 million when the Bank opens for business, under the Gramm-Leach-Bliley Act, the Bank will be subject to a Community Reinvestment Act examination only once every 60 months if it receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other regulations. Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

•
the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the “Fair Credit Reporting Act of 1978,” governing the use and provision of information to credit reporting agencies;

•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank will be subject to:

•
the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the “Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Dividends. Sunbelt Bank is required by state law to obtain prior approval of the Texas Department of Banking for payments of dividends out of its capital stock and certified surplus. In addition, under FDICIA, the Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is “undercapitalized.” The FDIC may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, that the Bank cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. Moreover, the FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Capital adequacy. The Federal Reserve will monitor the capital adequacy of the Company, and the Texas Department of Banking and the FDIC will monitor the capital adequacy of the Bank. The bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more and, generally, on a bank-only basis for bank holding companies with less than $150 million in consolidated assets. Each insured depository subsidiary of a bank holding company with less than $150 million in consolidated assets is expected to be “well-capitalized.”

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, preferred stock (other than that which is included in Tier 1 Capital), and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with assets of $150 million or more. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies with assets of $150 million or more generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve and the FDIC recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Restrictions on transactions with affiliates and loans to insiders. The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Anti-terrorism legislation. In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the Patriot Act, financial institutions must also establish anti-money laundering programs. The Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the programs.

In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Regulations proposed by the U. S. Department of the Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U. S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U. S. financial institution with a means of verification that the institution is not a “shell bank.” Proposed regulations interpreting other provisions of the Patriot Act are continuing to be issued.

Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under these rules, a financial institution is required to:

•
expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•
limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Secrecy Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U. S. financial institutions on behalf of foreign banks. Under the rule, financial institutions: (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U. S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

Proposed legislation and regulatory action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the business of the Company or Bank may be affected by any new regulation or statute.

Effect of governmental monetary policies. The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. The Company cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and earnings of the Company or the Bank.

All of the above laws and regulations add significantly to the cost of operating the Bank and thus have a negative impact on the Company’s profitability. It should also be noted that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company or the Bank. These institutions, because they are not so highly regulated, have a competitive advantage over the Company and the Bank and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

ITEM 2.  Description of Property.

The Bank intends to open for business from two locations. Its main office, which will also be the principal executive office of the Company, will be located at 7240 U. S. Highway 287, Arlington, Texas. The Bank intends to open in a temporary modular facility on the site of its future main office. The Bank will lease the temporary modular facility and expects construction of its main office to be complete approximately twelve months after the Bank opens. The proposed main office will be a free-standing, one story office building having up to approximately 8,000 square foot. The Bank will also operate from a branch office to be located at the intersection of Mayfield Road and U. S. Highway 360 in Arlington, Texas, which is approximately twelve miles from the Bank’s main office. The branch office will occupy up to approximately 5,000 square feet in a one story free-standing office building. The Bank has executed lease agreements with respect to each of its proposed banking locations. The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB. Under each agreement, the Bank will have two options to renew and to extend the term of the lease for 84 months each. In addition, the landlord will have the right of first refusal of 21 days from notice by the Bank to develop for lease any space or facility to be used by the Bank. In consideration for the right of first refusal, the Bank is not being required to pay any monthly cash rental amount for use of the leased land during the construction period of the permanent building. The obligations of the Bank under the leases are being guaranteed by the Company. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities will be adequate to meet the initial needs of the Company and Bank.

ITEM 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of the properties of the Company or the Bank are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

The Company is conducting its initial public offering of securities. All sales of securities by the Company will be registered under the Securities Act. There is currently no established market for the common stock of the Company, and an active trading market is not likely to develop. The Company has no plans to list its common stock on any stock exchange although the Company expects to have at least one company making a market in its shares.

Holders

As of March 15, 2005, no shares of common stock of the Company are issued and outstanding.

Dividends

Because, as a holding company, the Company will initially conduct no material activities other than holding the common stock of the Bank, its ability to pay dividends will depend on the receipt of dividends from the Bank. Initially, the Company expects that the Bank will retain all of its earnings to support its operations and to expand its business. Additionally, the Company and the Bank are subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need to retain and build capital, neither the Company nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations. The payment of future dividends and the dividend policies of the Company and the Bank will depend on the earnings, capital requirements and financial condition of the Company and the Bank, as well as other factors that its respective boards of directors consider relevant. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Description of Business - Supervision and Regulation.”

Securities Authorized For Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans, but is in the process of preparing a stock incentive plan and will seek shareholder approval of such plan at the Company’s first annual meeting of shareholders.

Recent Sales of Unregistered Securities

None.

ITEM 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the financial statements and notes included in this Report. This discussion should be read in conjunction with the information provided in the Company’s financial statements and the notes thereto.

General

The Company is a Texas corporation that was incorporated on December 18, 2002 to organize and serve as the holding company for the Bank, a proposed Texas state bank. The Bank will be a full service commercial bank headquartered in southwest Arlington, Texas, with a full service banking office in southeast Arlington, and will initially serve south Arlington, Mansfield and the neighboring communities. The Bank intends to offer a broad range of commercial and consumer banking services to small- and medium-sized businesses, professionals and individuals who the Company believes will be particularly responsive to the style of service which the Bank intends to provide to its customers. The Company believes that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in its growth and success. The Bank intends to compete on the basis of the quality and variety of its services and products, and by providing such services through an attentive and highly-trained staff and the efficient use of technology.

On June 30, 2004, an application was filed with the TDB to organize a new Texas state bank in Arlington, Texas and with the FDIC for federal deposit insurance. Conditional approvals of each of these applications have been received.

During the period between regulatory approval and the commencement of banking operations, the Company is engaged in raising the capital necessary to open the Bank. In addition, the holding company is engaged in such activities as the build-out of the banking offices, the recruitment and training of staff, preliminary marketing, and the installation of the computer system and operating system. Final approval is not expected before the completion of the offering and a satisfactory pre-opening examination.

The Company was incorporated to serve as a holding company for the Bank. From the date of inception, the main activities have been:

• Seeking, interviewing and selecting the organizers, directors and officers of the Company and the Bank;

• Preparing the business plan;

• Applying for a Texas state bank charter;

• Applying for FDIC deposit insurance;

• Applying with the Federal Reserve to become a bank holding company; and

•    Raising equity capital through a public offering.

Since its incorporation on December 18, 2002, the Company has funded its operations through direct cash advances from its organizers. In addition, on January 15, 2005, the Company obtained a working capital line of credit in the amount of approximately $600,000 from TIB - The Independent BankersBank to fund pre-opening expenses in excess of organizer advances, and any advances under this line of credit are being guaranteed on a limited basis by the organizers. These guarantees would be triggered in the event that the Company is unable to repay the advances under the line of credit. The Company has drawn on the line of credit to repay $200,000 in supplemental cash advances made by organizer Todd Seib. Thereafter, the Company is drawing on the line of credit as needed to cover additional organizational expenses incurred prior to opening the Bank. The Company expects that additional amounts will be required to complete the organizational phase and expects to obtain an additional $450,000 organizational loan that would be guaranteed by organizers Jon Seib ($150,000), Jeff Seib ($150,000) and Tim Seib ($150,000). These guarantees would also be triggered in the event that the Company is unable to repay the advances under the line of credit. The Company intends to draw on the $450,000 line of credit as needed to cover additional organizational expenses incurred prior to opening the Bank.

The Company intends to repay the draws made under the lines of credit from the proceeds of the offering. However, because the Company has no material operations or assets, other than those amounts advanced or loaned to it to be expended during the organizational process, the Company does not expect to have the ability to repay the direct cash advances made by its organizers or under the pre-opening lines of credit unless it completes the offering and the Bank opens for business. In the event that the Bank does not open or the offering is not completed, the Company’s organizers may be pursued by TIB - The Independent BankersBank with respect to any funds advanced under the pre-opening lines of credit.

Financial condition at December 31, 2004

Total assets at December 31, 2004, were $234,145, composed of $21,895 in cash, $212,250 in deferred stock issuance costs. These assets were funded by $770,000 in advances from organizers and $104,026 in accrued expenses. As of December 31, 2004, the Company had an accumulated deficit of $639,881.

Results of operations

From January 2003, when the Company began its organizational activities, through December 31, 2004, its accumulated net losses amounted to $639,881. The Company’s financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of its financial condition. See Item 7 of this Report.

Of this amount, $172,519 was attributable to legal and other professional fees, $311,600 was attributable to consulting fees, $102,386 was attributable to regulatory application and filing fees and $53,376 was attributable to other expenses. Of the amounts expended on consulting fees, a total of $270,000 was incurred and paid to Bankmark & Financial Marketing Services, which is providing a broad range of organizational and offering related consulting services to the Company. Of the amounts expended for regulatory application and filing fees, the Company paid Steiner & Associates a total of $85,000 for its services in preparing the charter application on behalf of the Bank. The Company also incurred filing fees with the Texas Department of Banking for the charter application filed on behalf of the Bank ($10,000) and with the Securities and Exchange Commission for the shares of common stock and warrants described in the Company’s Registration Statement on Form SB-2 ($2,653).

As of March 2005, the Company has not yet completed its organizational activities. The Company expects to begin banking operations during the third quarter of 2005. The Company has incurred substantial expenses in establishing the Bank as a going concern, and the Company can give you no assurance that it will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. The Company’s future results will be determined primarily by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond the control of the Company or the Bank, the Bank’s ability to generate net interest income will be dependent upon its ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

Liquidity and interest rate sensitivity

Organizational period. During the organizational period, the Company’s cash requirements have consisted principally of funding the Company’s pre-opening expenses, described above. Through December 31, 2004, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers. On January 15, 2005, the Company obtained an extension of credit from TIB - The Independent BankersBank, which extension of credit has been guaranteed by the organizers. The Company will repay the outstanding balance on the line of credit by using a portion of the proceeds of its initial public offering. The Company expects that additional amounts will be required to complete the organizational phase and expects to obtain an additional $450,000 working capital line of credit to cover any remaining expenses.

Although the Company has not received a binding commitment with respect to the supplemental $450,000 working capital line of credit, its organizers believe that the line of credit will be obtained on acceptable terms, based on informal discussions with the lender. In the event that the Company obtains the supplemental line of credit as expected, the Company believes that its liquidity sources will be adequate to meet the obligations that it would expect to incur following the receipt of preliminary regulatory approval and prior to the time that the Bank opens for business.

If the Company is unable to secure a line or other extensions of credit on terms acceptable to it, it may be unable to fund the obligations through the end of the organizational process, in which case the Company may be unable to complete the organizational process. If the Company is unable to complete the organizational process, the escrow agent would return any offering subscription funds held in escrow with interest earned thereon and without deduction for expenses.

Commencement of banking operations. Since the Company has been in the organizational stage, there are no results of operations to present at this time. When the Bank begins operations, net interest income, the Bank’s expected primary source of earnings, will fluctuate with significant interest rate movements. The Company’s profitability will depend substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate its profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the control of the Company or the Bank. While the Bank intends to take measures to minimize the effect that changes in interest rates will have on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or “gap,” is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. The Bank will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk. The Bank will regularly evaluate the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

To effectively manage the balance sheet’s liability mix, the Bank plans to focus on expanding its deposit base and converting assets to cash as necessary. As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s investment/asset and liability committee will meet regularly to develop a strategy for the upcoming period.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank can obtain these funds by converting assets to cash or by attracting new deposits. Its ability to maintain and increase deposits will serve as its primary source of liquidity.

Other than the offering, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Capital adequacy

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

The Company believes that the net proceeds of this offering will enable the Bank to satisfy it capital requirements for at least the next 12 months following the opening of the Bank. The Company believes that all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering. For additional information about the plan of operations of the Company and Bank, see "Item 1. Description of Business."

ITEM 7.  Financial Statements.

The financial statements of the Company, including the notes thereto, and the report of independent certified public accountants are included in this Report.

ITEM 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A.  Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the internal controls of the Company over financial reporting during the year ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B.  Other Information

Not applicable.

PART III

ITEM 9.  Directors and Executive Officers of the Registrant.

(a) Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company serves as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2004, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

Name (Age)	Director Since	Position(s) with the Company and Business experience
Jerry Burnett (62)	2004	Chairman; Chief Executive Officer
Lonnie Goodman (54)	2004	Director; President; Chief Lending Officer
Cindy Swindle (50)	2004	Chief Financial Officer
Todd Seib (27)	2004	Vice Chairman
Don Dawson (50)	2004	Director; Businessman
Dan Griffin (64)	2004	Director; Minister
Joseph Whitney (56)	2004	Director; Construction
Janice Smith (50)	2004	Director; Attorney
Ruth Armstrong (50)	2004	Director; Home inspection business
David Stroud (41)	2004	Director; Businessman
James Swafford (68)	2004	Director; Retired banker
Paul DeCleva, Jr. (50)	2004	Director; Attorney
All organizers, directors and executive officers, as a group (12 persons)

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities Exchange Act and is not subject to filings required by Section 16 of the Securities Exchange Act.

(b) None.

(c) None.

(d) None.

(e) The board of directors of the Company has determined that the Company does not have an audit committee financial expert serving on its audit committee. Although the board has made such a determination, the board of directors believes the members of the audit committee are fully qualified to monitor the performance of management, the public disclosures of the Company’s financial condition and performance, its internal accounting operations and its independent auditors. The board’s belief is based upon the members’ experience in owning or operating small businesses, including financial services businesses, where business acumen and financial statement analysis play an integral role. To support the committee’s ability to fulfill its fiduciary duties, the audit committee also has the ability, on its own, to retain independent accountants or other consultants whenever it deems appropriate. While it might be possible to recruit a person who meets the qualifications of an “audit committee financial expert,” the board of directors of the Company has determined that in order to fulfill all of the functions of a board member and an audit committee member, each member of the board and the audit committee should meet all of the criteria that the board has deemed appropriate for board membership of a locally-owned community banking institution, and the board of directors does not intend to nominate someone who does not have all of the experience, attributes and qualifications that the Company seeks.

(f) As of December 31, 2004, the Company did not have a separately-designated standing audit committee.

(g) Under the bylaws of the Company, shareholders entitled to vote for the election of directors may nominate persons for election to the board of directors upon delivery of timely written notice to the corporate secretary. To be considered timely, the notice must be delivered or mailed and received at the Company’s principal offices not less than 60 days nor more than 270 days prior to the meeting; provided, however, that in the event less than 30 days’ notice or prior disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such disclosure was made.

To be in proper written form, the shareholder’s notice to the Secretary must set forth in writing (a) the name and address of the shareholder who intends to make the nomination and of the person or persons intended to be nominated; (b) the class and number of shares of stock of the corporation which are beneficially owned by such shareholder intending to make the nomination; (c) a representation that the shareholder is a holder of record of shares of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (d) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (e) such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated by the board of directors; and (f) the consent of each nominee to serve as director of the corporation if so elected.

Compliance with Section 16(a) of the Exchange Act. The directors, officers and 10% of more shareholders of the Company are not presently subject to Section 16(a) of the Exchange Act because the Company does not have a class of securities registered under Section 12 of that Act.

Code of ethics. The Company has not adopted a Code of Ethics applicable to all directors, officers and employees, but intends to do so prior to the time that the Bank opens for business.

ITEM 10.   Executive Compensation.

General. Other than its Vice Chairman, Todd Seib, who will be engaged in an active ongoing management role, the Company does not expect the officers or employees of the Company to receive any direct remuneration for serving as officers or employees of the Company after the Bank opens for business. However, at this time, it has entered into a consulting agreement with Mr. Burnett, providing for the payment of $90,000 annually, in connection with his activities in organizing the Company and the Bank. In addition, the consulting agreement provides for deferred compensation of $2,917 per month to be accrued for the benefit of Mr. Burnett. However, the deferred compensation will be paid only in the event that the Bank opens for business by June 30, 2005, at which time the consulting agreement will terminate. Although the Company does not expect its officers (other than Mr. Seib) to receive any direct remuneration for serving as officers of the Company after the Bank opens for business, certain of these persons will receive compensation for serving as officers of the Bank. The Company may compensate its officers in the future, but has no current plans to do so at this time.

Mr. Burnett is providing independent advisory and consulting services for the Company in connection with its organizational activities and those of its proposed banking subsidiary, the Bank. These services have included assistance in preparing regulatory applications and obtaining regulatory approvals; directing site development activities, personnel matters and capital raising activities; negotiating contractual arrangements; and performing other tasks necessary or appropriate in connection with the organization of a de novo state bank, at such times and in such a manner as reasonably requested by the Company.

It is expected that prior to commencement of banking operations, the Bank will engage the services of three senior execu-tive officers: a chief executive officer, a president/chief lending officer and a chief financial officer. In addition, the Bank expects to engage the services of several additional lending officers. Mr. Burnett will be Chairman and Chief Executive Officer and will enter into an employment agreement with the Bank (described below) providing, among other things, for an initial annual salary of $125,000 and an annual bonus at the discretion of the board of directors of the Bank. Mr. Goodman will be President and Chief Lending Officer and will enter into an employment agreement with the Bank (described below) providing, among other things, for an initial annual salary of $85,000 and an annual bonus at the discretion of the board of directors of the Bank. Ms. Swindle will be Executive Vice President and Chief Financial Officer and will enter into an employment agreement with the Bank (described below) providing, among other things, for an initial annual salary of $75,000 and an annual bonus at the discretion of the board of directors of the Bank. The Bank estimates that compensation payable to its executive officers during its first 12 months of operations will total $285,000. The Bank does not currently intend to enter into employment agreements with any of its employees other than Jerry Burnett, Lonnie Goodman and Cindy Swindle; all of the Bank’s other employees will be employees-at-will serving at the pleasure of the board of directors.

Employment agreements.

Jerry Burnett. The Bank intends to enter into an employment agreement with Jerry Burnett regarding his employment as Chairman and Chief Executive Officer of the Company and the Bank. The agreement will commence when the Bank opens for business, continue in effect for three years (with certain exceptions) and automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Burnett will receive a base salary of $125,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review and to provide reasonable costs of living adjustments. Mr. Burnett will be eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Mr. Burnett will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile. In addition, Mr. Burnett will receive a salary continuation plan that would be expected to be funded by bank-owned life insurance. During his employment, the Company will also provide Mr. Burnett with term life insurance coverage in an amount not less than $250,000 and having a term not less than ten years.

Mr. Burnett’s employment agreement will also provide that the Company will grant him options to acquire shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options, the exact number of options to be equal to 5% of the total number of shares sold in the offering. It is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.

In the event of a “change in control,” it is expected that Mr. Burnett will be entitled to terminate the employment agreement. If he terminates the agreement, he will be entitled to receive a cash lump-sum payment equal to 299% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Burnett’s employment is terminated prior to a change in control for any other reason other than “good cause,” the Bank will be obligated to pay as severance, the remainder of Mr. Burnett’s base salary over the remaining term of the agreement; however, in no event, will the severance payment be less than one year’s base salary.

The agreement will also generally provide noncompetition and nonsolicitation provisions that would apply for a period of one year following the termination of Mr. Burnett’s employment. The noncompetition provision would be limited in scope to the portions of Dallas, Tarrant, Ellis and Johnson counties located south of Interstate Highway 30.

Lonnie Goodman. The Bank also intends to enter into an employment agreement with Lonnie Goodman regarding his employment as the Bank’s President and Chief Lending Officer. The agreement will commence when the Bank opens for business, continue in effect for three years (with certain exceptions) and automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Goodman will receive a base salary of $85,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review and to provide reasonable costs of living adjustments. Mr. Goodman will be eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Mr. Goodman will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance.

Mr. Goodman’s employment agreement will also provide that the Company will grant him options to acquire shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options, the exact number of options to be equal to 3.75% of the total number of shares sold in the offering. It is expected that these options will be incentive stock options and would vest ratably over a period of five years beginning on the first anniversary of the date that the Bank opens for business.

In the event of a “change in control,” it is expected that Mr. Goodman will be entitled to terminate the employment agreement. If he terminates the agreement, he will be entitled to receive a cash lump-sum payment equal to 299% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Goodman’s employment is terminated prior to a change in control for any other reason other than “good cause,” the Bank will be obligated to pay as severance, the remainder of Mr. Goodman’s base salary over the remaining term of the agreement; however, in no event, will the severance payment be less than one year’s base salary.

The agreement will also generally provide noncompetition and nonsolicitation provisions that would apply for a period of one year following the termination of Mr. Goodman’s employment. The noncompetition provision would be limited in scope to the portions of Dallas, Tarrant, Ellis and Johnson counties located south of Interstate Highway 30.

Cindy Swindle. The Bank also intends to enter into an employment agreement with Cindy Swindle regarding her employment as the Bank’s Executive Vice President and Chief Financial Officer. It is expected that the terms of the agreement would be substantially similar to Mr. Goodman’s employment agreement, except that Ms. Swindle’s agreement would be expected to provide for an initial annual salary of $75,000 and an option grant equal to 2.50% of the total number of shares sold in the offering. It is not expected that Ms. Swindle’s agreement would provide for an automobile allowance.

Todd Seib. The Company intends to enter into an employment agreement with Todd Seib regarding his activities as Vice Chairman of the Company. Mr. Seib will be actively involved in coordinating, facilitating, directing and overseeing the development and implementation of a marketing program designed to target the Company’s shareholders for banking products and services offered by the Bank. The agreement will commence on the date that the Bank opens for business and will continue in effect for five years. Under the terms of the agreement, in full compensation for the services to be rendered, Mr. Seib will receive a grant of 40,000 shares of common stock having an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant (with certain exceptions). It is expected that the options will be incentive stock options, 10,000 of which would vest when the Bank opens for business and 30,000 of which would vest ratably over a five-year period beginning on the first anniversary of the date that the Bank opens for business. In the event that Mr. Seib’s employment agreement is terminated for any reason other than an “employer determined termination,” Mr. Seib’s options will vest immediately. If Mr. Seib’s employment agreement is terminated as a result of an “employer determined termination,” any unvested options will terminate.

Option grants during fiscal year 2004.

None.

Options exercised in fiscal year 2004.

None.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

As of March 1, 2005, no shares of common stock of the Company were issued and outstanding, and the Company does not currently have any equity compensation plans.

ITEM 12.  Certain Relationships and Related Transactions.

The Company and the Bank expect to enter into banking and other business transactions in the ordinary course of business with the directors and officers of the Company and Bank, including members of their families and corporations, partnerships or other organizations in which they have a controlling interest. If these transactions occur, each transaction will be on the following terms:

•
In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Bank;

•	In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party; and

•	In the case of all related party transactions, each transaction will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

In addition to the transactions in the ordinary course of business, the Company has entered into the following transactions with the directors and organizers indicated:

•
Organizational expenses. The Company’s operations to date have been funded through advances made by each of its organizers. The Company has also obtained a $600,000 line of credit to cover pre-opening expenses in excess of organizer advances. Finally, the Company expects to obtain an additional $450,000 line of credit to cover any remaining organizational expenses. These lines of credit will be guaranteed on a limited basis by its organizers. The Company intends to repay the direct cash advances from its organizers and the advances under the lines of credit from the proceeds of this offering. In the event that the Bank opens for business, the Company also intend to issue warrants to its organizers for the amounts placed “at risk” as a result of the direct cash advances or pursuant to the pre-opening lines of credit.

•
Bank premises. Willow Creek Land Development, LLC and 710-14 North Watson, LLC, which are owned and controlled by persons related to Todd Seib, Tim Seib, Jeff Seib and Jon Seib, own the real estate on which the two banking offices will be located. In connection with the negotiations of the leases, the Company obtained independent appraisals and hired independent counsel to review the leases. As a condition to the Bank’s final regulatory approvals, the Bank’s board of directors, once legally constituted, will be required to consider and affirm the terms and conditions of the lease arrangements - without the participation of the Seibs - before the Bank can open for business.

•
Organizational offices. Todd Seib, Tim Seib, Jon Seib and their mother own the real estate on which the Company’s organizational offices are located. Prior to entering into any lease arrangements with respect to such properties, the Company’s board of directors - in the absence of the Seibs - authorized Jerry Burnett to negotiate the terms and conditions of, and enter into, a lease regarding the Company’s organizational offices. In connection therewith, Mr. Burnett has obtained lease comparables and has agreed upon a month-to-month arrangement for the organizational offices.

•
Organizer lending. In addition to direct cash advances in the amount of $30,000 made by each of the Company’s organizers in connection with the organization of the Company and the Bank, Todd Seib - an organizer - has made supplemental advances to the Company. These advances were utilized to fund organizational expenses in excess of amounts otherwise advanced by the Company’s organizers, prior to the receipt of the $600,000 line of credit from TIB The Independent BankersBank. In consideration for the supplemental extensions of credit, which totaled $100,000 as of September 30, 2004, and $200,000 as of the date of this prospectus, Mr. Seib will receive “at risk” warrants equal to one warrant for every $10.00 advanced to the Company. The terms of the additional organizer warrants will be the same as the warrants granted to all of the organizers in connection with their direct cash advances and limited guarantees. The Company’s board of directors - without the participation of the Seibs - approved the lending arrangement. Because the Company intends to repay the supplemental cash advances with the proceeds of the $600,000 pre-opening line of credit, Mr. Seib will not receive additional warrants for amounts guaranteed by him under the $600,000 pre-opening line of credit unless, and only to the extent that, his guarantee exceeds the $200,000 supplemental advance that was repaid with the proceeds of the line of credit.

•
Consulting agreements. The Company has entered into a consulting agreement with Jerry Burnett, who is actively involved in directing the organizational and pre-opening activities of the Company and the Bank. Mr. Burnett is an organizer of the Company and the Bank. This agreement provides for the payment to Mr. Burnett of $90,000 annually, for consulting and advisory services rendered in connection with the organization of the Company and the Bank. In addition, the consulting agreement provides for deferred compensation of $2,917 per month to be accrued for the benefit of Mr. Burnett.

ITEM 13.  Exhibits

(a)  Exhibits

NUMBER	DESCRIPTION

3.1	Articles of incorporation+
3.2	Bylaws+
4.1	Specimen common stock certificate+

4.2	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock
4.3	Form of Sunbelt Bancshares, Inc. Organizers’ Warrant Agreement+
4.4	Form of Sunbelt Bancshares, Inc. Shareholders’ Warrant Agreement+
10.1	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Sunbelt Bancshares, Inc.+
10.2	Form of engagement letter for consulting services by and between Steiner & Associates and Sunbelt Bancshares, Inc.+
10.3	Form of Sunbelt Bancshares, Inc. 2004 Stock Incentive Plan*+
10.4	Consulting Agreement by and between Sunbelt Bancshares, Inc. and Jerry Burnett*+
10.5	Notice of Final Agreement and Promissory Note, dated January 14, 2005#
10.6	Commercial Lease Agreement for 7240 South Highway 287, Arlington, Texas#
10.7	Commercial Lease Agreement for 3000 South Watson Road, Arlington, Texas#
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

+ Previously filed as an exhibit to the registration statement filed November 22, 2004.
# Previously filed as an exhibit to the registration statement filed April 15, 2005.
* Indicates a compensatory plan or contract.

(b) None

ITEM 14.  Principal Accounting Fees and Services.

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

	2004	2003
Audit fees	$50,000	$0
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$0	$0

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the company’s principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the company’s Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the company’s principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBELT BANCSHARES, INC.

Dated: April 15, 2005	By:	/s/ Jerry Burnett
Jerry Burnett
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Ruth Armstrong	Director	April 15, 2005
Ruth Armstrong

/s/ Jerry Burnett	Director and Chief Executive Officer	April 15, 2005
Jerry Burnett

/s/ Don Dawson	Director	April 15, 2005
Don Dawson

/s/ Paul DeCleva, Jr.	Director	April 15, 2005
Paul DeCleva, Jr.

/s/ Dan Griffin	Director	April 15, 2005
Dan Griffin

/s/ Lonnie Goodman	Director	April 15, 2005
Lonnie Goodman

/s/ Todd Seib	Director	April 15, 2005
Todd Seib

/s/ Janice Smith	Director	April 15, 2005
Janice Smith

/s/ David Stroud	Director	April 15, 2005
David Stroud

/s/ James Swafford	Director	April 15, 2005
James Swafford

/s/ Cindy Swindle	Principal Financial Officer	April 15, 2005
Cindy Swindle

/s/ Joseph Whitney	Director	April 15, 2005
Joseph Whitney

Sunbelt Bancshares, Inc.

Financial Report
December 31, 2004

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

Board of Directors
Sunbelt Bancshares, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Sunbelt Bancshares, Inc. (In Organization), a development stage enterprise, as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunbelt Bancshares, Inc. (In Organization) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the financial statements, the Company has not commenced any operations other than matters incidental to the organization of its subsidiary and sale of its common stock and will not commence intended operations until the sale of its common stock has occurred and regulatory approvals have been obtained.

/s/ McGladrey & Pullen, LLP

Dallas, Texas
February 25, 2005

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Balance Sheets
December 31, 2004 and 2003

ASSETS	2004	2003

Cash	$21,895	$70,678

Deferred stock issuance costs	212,250	73,238

Total assets	$234,145	$143,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accrued expenses	$104,026	$-

Advances from organizers (Note 5)	770,000	380,000

	874,026	380,000

Stockholders' deficit:
Common stock, par value $.01; 10,000,000 shares authorized; none
issued and outstanding	-	-
Deficit accumulated during the development stage	(639,881)	(236,084)

Total stockholders' deficit	(639,881)	(236,084)

Total liabilities and stockholders' deficit	$234,145	$143,916

See Notes to Financial Statements.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Statements of Operations
Years Ended December 31, 2004 and 2003
			Cumulative
			Since
	2004	2003	Inception

Expenses:
Professional fees	$118,729	$53,790	$172,519
Consulting fees	170,029	141,571	311,600
Regulatory application and filing fees	72,386	30,000	102,386
Miscellaneous	42,653	10,723	53,376

Net loss and deficit accumulated
during the development stage	$(403,797)	$(236,084)	$(639,881)

See Notes to Financial Statements.

3

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit
Years Ended December 31, 2004 and 2003

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balances at January 1, 2003	$-	$-	$-	$-

Net loss	-	-	(236,084)	(236,084)

Balances at December 31, 2003	-	-	(236,084)	(236,084)

Net loss	-	-	(403,797)	(403,797)

Balances at December 31, 2004	$-	$-	$(639,881)	$(639,881)

See Notes to Financial Statements.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Statements of Cash Flows
Years Ended December 31, 2004 and 2003
			Cumulative
			Since
	2004	2003	Inception

Cash flows from operating activities:
Net loss	$(403,797)	$(236,084)	$(639,881)

Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accrued expenses	104,026	-	104,026
Deferred stock issuance costs	(139,012)	(73,238)	(212,250)

Net cash used in operating activities	(438,783)	(309,322)	(748,105)

Cash flows from financing activities:
Advances from organizers	390,000	380,000	770,000

Net increase (decrease) in cash	(48,783)	70,678	21,895

Cash at beginning of period	70,678	-	-

Cash at end of period	$21,895	$70,678	$21,895

See Notes to Financial Statements.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Notes to Financial Statements

Note 1. Organization and Nature of Operations

Sunbelt Bancshares, Inc. (“the Company”) is a proposed bank holding company incorporated on December 18, 2002 for the purpose of forming a de novo bank subsidiary. The Company’s development stage activities, which commenced on January 1, 2003, have consisted primarily of preparing and filing applications with various bank regulatory authorities for permission to organize a state bank and a bank holding company, and taking all other actions necessary to organize and charter the bank, including the sale of the Company’s common stock. On June 30, 2004, the Company filed an application with the Texas Department of Banking to organize the Bank and with the Federal Deposit Insurance Corporation for federal deposit insurance. As of December 31, 2004, these applications were approved subject to certain conditions, including: (1) capitalizing the Bank with at least $10,600,000, and (2) implementing appropriate banking policies and procedures. The Bank expects to receive all necessary final regulatory approvals and begin banking operations during the third quarter of 2005.

The Company was formed under the name “First Cornerstone Capital, Inc.”. The Company changed the name to Sunbelt Bancshares, Inc. in January 2004.

In February 2005, the Company’s Registration Statement on Form SB-2 became effective and it offered for sale a minimum of 1,240,000 shares and a maximum of 1,500,000 shares of its common stock at $10 per share. (See note 3) The proceeds of the offering will be utilized primarily to capitalize the Bank and reimburse the organizers for certain organizational expenses.

Upon commencement of operations, the Bank intends to be a full service commercial bank initially serving customers in the South Arlington, Mansfield, Texas area. The Company’s fiscal year ends on December 31.

The Company’s ability to commence operations is dependent upon, among other matters, the receipt of various regulatory approvals, equity capital of at least $12.4 million raised through the sale of the Company’s common stock and receipt of deposit insurance from the Federal Deposit Insurance Corporation.

Note 2. Summary of Significant Accounting Policies

Deferred Stock Issuance Costs

Deferred stock issuance costs represent costs incurred in connection with the Company’s proposed offering. Proceeds from the offering will be reduced by these costs. In the event the offering is not consummated, these costs will be reflected as expenses.

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred income tax assets and liabilities are calculated based on the difference between the financial statements and tax basis of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Notes to Financial Statements

Stock-Based Compensation

The Company accounts for stock based compensation to employees using the intrinsic value method. Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock based compensation to non-employees at fair value.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 3. Common Stock Offering

In February 2005, the Company’s Registration Statement in Form SB-2 became effective and it offered for sale a minimum of 1,240,000 shares and a maximum of 1,500,000 shares of its common stock at an offering price of $10 per share. In addition, the Company will issue one stock purchase warrant for every five shares of common stock purchased, up to a maximum of 300,000 warrants. The warrants will entitle the holder to purchase one share of the Company’s common stock for $12.50 at any time within three years of the date the Bank opens for business. The Company is not using an underwriter and officers of the Company will be selling the shares on a best efforts basis. The officers of the Company will not receive any commission in connection with the sale of shares.

Note 4. Preoperating Costs

Certain preoperating costs, including costs incurred in connection with the organization of the Company and the Bank have been incurred. These costs amounted to $639,881 for the period from January 1, 2003 to December 31, 2004 and have been charged to expense as incurred.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Notes to Financial Statements

Note 5. Advances from Organizers

The Company’s organizers have advanced funds for organizational and other preoperating expenses. These advances are noninterest bearing and have no stated maturity with the exception of $200,000 advanced by Todd Seib, one of the organizers, as of December 31, 2004. The advances by Mr. Seib are evidenced by four 180 day promissory notes in the amount of $50,000 each, maturing on February 12, 2005, March 15, 2005, April 12, 2005 and May 22, 2005, respectively, and bear no interest. The following schedule details amounts received from organizers per month:

Advances from organizers:
January 2003	$60,000
March 2003	10,000
April 2003	40,000
May 2003	50,000
July 2003	110,000
August 2003	90,000
November 2003	20,000

Balance at December 31, 2003	380,000

Advances from organizers:
February 2004	10,000
March 2004	110,000
May 2004	40,000
July 2004	30,000
190,000
Notes payable to organizers:
August 2004	50,000
September 2004	50,000
October 2004	50,000
November 2004	50,000
200,000
Balance at December 31, 2004	$770,000

Additionally, as consideration to the organizers after the Bank opens for business, the Company intends to issue to each organizer one stock purchase warrant for every $10 that the organizer has at risk during the preoperating and organizational phase. Each warrant will entitle its holder to purchase one share of the Company’s common stock for $10 at any time within ten years of the date that the Bank opens for business. In the event that the offering is not completed or the Bank does not open for business, the aforementioned organizer warrants will not be issued.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Notes to Financial Statements

Note 6. Income Taxes

The Company has deferred tax assets consisting primarily of accrued expenses not currently deductible for tax and capitalized start up expenses. These deferred tax assets totaled approximately $215,000 and $80,000 at December 31, 2004 and 2003 respectively. Due to the uncertainty regarding the Company’s ability to generate future taxable income, the deferred tax assets have been fully reserved for all periods presented. The tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income primarily because of the change in the valuation allowance.

Note 7. Commitments

Leases

The Company has entered into lease agreements with National Modular Bank Buildings to provide temporary buildings until permanent buildings can be constructed and ready for occupancy. The leases are contingent upon the Company obtaining all necessary approvals to operate as a state bank. The leases are six month leases and are scheduled to start 30 days after requested delivery date of the buildings and call for monthly lease payments of $6,930.

The Company has entered into 20 year leases for its main office and branch office in Arlington, Texas with 710-14 North Watson, LLC which is controlled by the parents of Director Todd Seib. A third party appraiser was engaged to conduct a rent study of the market, which indicated that the terms of the leases are as favorable as could be obtained from any other prudent lessor. The leases are contingent upon the Company obtaining all necessary approvals to organize as a state bank. The leases are scheduled to start upon the issuance of a certificate of occupancy and call for monthly lease payments the first year of $30,334 with a 3% escalation each year thereafter. The leases are based on $28 per square foot and include a $30 per square foot finish out allowance.

Consulting Agreements

The Company has entered into a consulting agreement with the Chairman and Chief Executive Officer during the preopening activities of the Bank. The original agreement is scheduled to terminate on the earlier of (1) December 31, 2004 or (2) the date on which the Bank opens for business. On June 30, 2004 the agreement was extended until June 30, 2005. The agreement provides for annual compensation of $90,000 and deferred compensation of $2,917 per month to be accrued for the benefit of the Chairman and Chief Executive Officer.

In connection with the capital raising activities, the Company receives certain consulting services from an unrelated party. During the period from January 1, 2003 to December 31, 2004, the Company incurred and paid $270,000 for these services. The future remaining payments under this agreement are approximately $115,000 and will be paid on or before June 30, 2005.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Notes to Financial Statements

Note 8. Pre-Organizational Loan

On January 15, 2005, the Company obtained a working capital line of credit from TIB-The Independent Bankers Bank in the amount of $600,000, with an interest rate of prime plus 50 basis points floating daily. The loan matures on June 30, 2005 or upon lender’s demand and guaranteed by Organizers.

Loan proceeds were used to fund organizational and other pre-operating expense and to repay the $200,000 advances payable to Todd Seib as described in Note 5 above.

10