Form 10QSB
period 2005-03-31
Sunbelt Bancshares, Inc.
filed 2005-05-20
CIK 1308667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

The number of shares outstanding of the issuer’s Common Stock as of May 16, 2005, was 0 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Balance Sheets - Unaudited

	March 31, 2005	December 31, 2004
ASSETS		(1)
Cash	$12,786	$21,895
Deferred stock issuance costs	301,950	212,250
Total assets	$314,736	$234,145

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade	$216,175	$--
Accrued expenses	4,919	104,026
Line of credit	410,000	--
Advances from organizers	570,000	770,000
	$1,201,094	$874,026
Stockholders' deficit:
Common stock, par value $.01; 10,000,000 shares authorized; none issued and outstanding	--	--
Deficit accumulated during the development stage	(886,358)	(639,881)
Total stockholders' deficit	(886,358)	(639,881)
Total liabilities and stockholders' deficit	$314,736	$234,145

(1)	Derived from Audited Financial Statements.

See Notes to Financial Statements.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Statements of Operations - Unaudited

	Three Months Ended		Cumulative
	March 31,		Since
	2005	2004	Inception
Expenses:
Professional fees	$77,563	$4,353	$250,082
Consulting fees	26,017	24,917	337,617
Payroll	41,749	--	41,749
Regulatory application and filing fees	12,920	--	115,306
Miscellaneous	88,228	13,314	141,604
Net loss and deficit accumulated during the development stage	$(246,477)	$(42,584)	$(886,358)

See Notes to Financial Statements.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Statements of Cash Flows - Unaudited

	Three Months Ended March 31,		Cumulative Since
	2005	2004	Inception
Cash flows from operating activities:
Net loss	$(246,477)	$(42,584)	$(886,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deferred stock issuance costs	(89,700)	(36,000)	(301,950)
Accrued expenses	(99,107)	--	4,919
Accounts payable	216,175	--	216,175
Net cash used in operating activities	(219,109)	(78,584)	(967,214)

Cash flows from financing activities:
Advances from organizers	--	120,000	770,000
Repayments of advances from organizers	(200,000)	--	(200,000)
Borrowings under line of credit	410,000	--	410,000
Net cash provided by financing activities	210,000	120,000	980,000

Net (decrease) increase in cash	(9,109)	41,416	12,786
Cash at beginning of period	21,895	70,678	--
Cash at end of period	$12,786	$112,094	$12,786

See Notes to Financial Statements.

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Notes to Financial Statements - Unaudited

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

The Company was formed under the name “First Cornerstone Capital, Inc.”. The Company changed the name to Sunbelt Bancshares, Inc. in January 2004.

In February 2005, the Company’s Registration Statement on Form SB-2 became effective and it offered for sale a minimum of 1,240,000 shares and a maximum of 1,500,000 shares of its common stock at $10 per share. (See Note 2) The proceeds of the offering will be utilized primarily to capitalize the Bank and reimburse the organizers for certain organizational expenses.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by U.S. generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Company’s 2004 Form 10-KSB. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period.

Note 2.   Common Stock Offering

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

Sunbelt Bancshares, Inc. (In Organization)
(A Development Stage Enterprise)

Notes to Financial Statements - Unaudited

Note 3.   Consulting Agreement

The Company has entered into a consulting agreement with the President and Chief Lending Officer as of February 1, 2005. The agreement is scheduled to terminate on the earlier of (1) December 31, 2005 or (2) the date on which the bank opens for business. The agreement provides for annual compensation of $63,749.88 until December 31, 2005 and deferred compensation of $14,166.64 to be accrued for the benefit of the President and Chief Lending Officer.

Note 4.   Pre-Organizational Loan

On January 15, 2005, the Company obtained a working capital line of credit from TIB-The Independent Bankers Bank (TIB) in the amount of $600,000, with an interest rate of prime plus 50 basis points floating daily. The loan matures on June 30, 2005 or upon lender’s demand and is guaranteed by the Organizers.

Note 5.   Subsequent Event

On April 6, 2005, Epic Realm Technologies, LLC, an entity affiliated with several of the organizers, loaned the Company a total of $200,000 as a bridge loan until the Company is able to draw the final $200,000 under the TIB line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Company’s and Bank’s expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values included in this document are based on information available to the Company on the dates noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the actual results of the Company or the Bank may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company and the Bank conduct operations, including their respective plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, and the Company’s Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on February 14, 2005, including the following:

•	the Company and Bank must receive regulatory approvals before the Bank may open for business;

•	the Bank must satisfy certain conditions following regulatory approval before it may open for business;

•	any delay in beginning banking operations will result in additional losses;

•	the Company has no operating history upon which to base an estimate of its future financial performance;

•	the Company expects to incur losses during its initial years of operations;

•	failure of the Company or the Bank to implement its business strategies may adversely affect its financial performance.

•	the Company’s profitability will be affected by the ability of Bank management to measure and limit credit risk associated with the Bank’s loan portfolio;

•	the Bank’s emphasis on commercial business and commercial real estate lending may result in greater credit risk;

•	departures of key personnel or directors may impair the Bank’s operations;

•	the Bank will face intense competition from a variety of competitors;

•	the Bank’s legal lending limits may impair its ability to attract borrowers;

•	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on the Company’s financial performance;

•	monetary policy and other economic factors could adversely affect the Bank’s profitability;

•	the Bank could be negatively affected by changes in interest rates;

•	the determination of the offering price in the initial public offering was arbitrary, and shareholders may be unable to resell their shares at or above the offering price;

•	the Company’s ability to pay dividends is limited;

•	the Company and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability; and

•	the Company may not be able to raise additional capital on terms favorable to it.

These factors and the risk factors referred to in the Company’s Annual Report on Form 10-KSB and its Prospectus, dated February 15, 2005, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

The Company is a Texas corporation that was incorporated on December 18, 2002 to organize and serve as the holding company for a proposed de novo bank, Sunbelt Bank (In Organization) (the “Bank”). The Bank will be a full service commercial bank headquartered in southwest Arlington, Texas, with a full service banking office in southeast Arlington, and will initially serve south Arlington, Mansfield and the neighboring communities.

On June 30, 2004, an application was filed with the Texas Department of Banking (TDB) to organize the Bank and with the FDIC for federal deposit insurance. The Bank has received the regulatory approvals of the TDB and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $10.6 million, and (2) implementing appropriate banking policies and procedures. The Company expects to capitalize the Bank with proceeds from the Company’s initial public offering, and receive all necessary final regulatory approvals and begin banking operations during the third quarter of 2005.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”) which Registration Statement became effective February 14, 2005. Pursuant to the Registration Statement, a minimum of 1,240,000 shares of the Company’s common stock, $.01 par value per share (the “Common Stock”), and a maximum of 1,500,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. The Company expects to use at least $10.6 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,240,000 shares and at least $13.2 million to capitalize the Bank if it sells 1,500,000 shares. As of May 16, 2005, funds in the amount of approximately $492,500 have been received into escrow for the purchase of shares.

In addition to raising the capital necessary to open the Bank, during the period between regulatory approval and the commencement of banking operations, the Company’s main activities have included:

•	Seeking, interviewing and selecting the organizers, directors and officers of the Company and the Bank;

•	Preparing the business plan;

•	Applying for a Texas state bank charter;

•	Applying for FDIC deposit insurance; and

•	Applying with the Federal Reserve to become a bank holding company.

PLAN OF OPERATION

We intend to open the Bank in a temporary modular facility near the site of our future main office, which will also serve as the Bank's main office. The Bank will lease the temporary modular facility. We expect construction of our main office to be complete approximately 12 months after the Bank opens. Our proposed main office will be located at 7240 U. S. Highway 287, Arlington, Texas. The building will be a free-standing one story office building having up to approximately 8,000 square foot. The Bank will also operate from a branch office to be located at the intersection of Mayfield Road and U. S. Highway 360 in Arlington, Texas, which is approximately 12 miles from our main office. The branch office will occupy up to 5,000 square feet in a one story free-standing office building. The Bank has executed lease agreements with respect to each of its proposed banking locations. These leases are contingent on the Bank receiving all necessary regulatory approvals and opening for business. Under each agreement, the Bank will have two options to renew and to extend the term of the lease for 84 months each. In addition, the landlord will have a right of first refusal of 21 days from notice by the Bank to develop for lease any space or facility to be used by the Bank. In consideration for the right of first refusal, the Bank is not being required to pay any monthly cash rental amount for use of the leased land during the construction period of the permanent building. The obligations of the Bank under the leases are being guaranteed by the Company.

At this time, we do not intend to own any of the properties from which we conduct banking operations. We expect to use approximately $585,400 of the proceeds of the Company’s initial public offering to purchase furniture, fixtures and equipment at the two permanent locations. Management believes that the temporary facilities will be adequate to meet our initial needs until the permanent facilities are available. We expect to hire up to 17 full-time equivalent employees to staff our banking offices and do not expect that the Company will have any employees who are not also employees of the Bank.

The Bank will use the remainder of its capital for customer loans, investments and other general banking purposes. We believe that the Company’s minimum initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, we do not anticipate raising additional capital during the 12-month period following the completion of the Company’s initial public offering. However, we cannot assure you that we will not need to raise additional capital within the next three years or over the next 12-month period.

 We have not fully developed the products and services that the Bank will initially offer its customers and anticipate engaging in additional product research and development during the 12-month period following the offering.

FINANCIAL RESULTS

For the three-month period ended March 31, 2005, the Company generated a net loss of $246,477. For the three-month period ended March 31, 2005, the primary expenses were consulting fees ($26,017), payroll expense ($41,749), professional fees ($77,563) and regulatory application and filing fees ($12,920). Because the Company is in the organizational stage, it has no operations from which to generate revenues. The Company engaged in no material operations during the three months ended March 31, 2004.

Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

The Bank’s operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank’s ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank’s profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

During the organizational period, the Company’s cash requirements have consisted principally of funding the Company’s pre-opening expenses, described above. Through March 31, 2005, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and an extension of credit in the amount of $600,000 from TIB, The Independent BankersBank, which extension of credit has been guaranteed by the organizers. Under the line of credit agreement with TIB, the final $200,000 draw will be accessible to the Company when it attains subscriptions equal to 50% of the minimum offering amount. Subsequent to March 31, 2005, Epic Realm, an entity affiliated with several of the organizers, has agreed to lend the Company a total of $200,000 as a bridge loan until the Company is able to draw on the final $200,000 under the TIB line of credit. The Company will repay the outstanding balance on the TIB line of credit by using a portion of the proceeds of its initial public offering. The Company expects that additional amounts will be required to complete the organizational phase and expects to obtain an additional $450,000 working capital line of credit from an entity owned and controlled by some of the members of the Seib family to cover any remaining expenses.

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

The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial 12 months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company’s initial public offering.

CAPITAL EXPENDITURES

The Company had not made any significant capital expenditures as of March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 14, 2005, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (File No. 333-120681) related to our initial public offering of our common stock, $0.01 par value.  We are offering for sale a minimum of 1,240,000 and a maximum of 1,500,000 shares of our common stock at a price of $10.00 per share to raise the money to organize Sunbelt Bank. We registered a total of 2,100,000 shares of our common stock, of which 510,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company).   We expect the offering to end on June 30, 2005. However, we may, in our sole discretion, end the offering prior to June 30, 2005 or extend it for additional periods, but not beyond December 31, 2005. As of May 16, 2005, subscription funds in the amount of approximately $492,500 have been received into escrow for the purchase of shares pursuant to the offering.

As of March 31, 2005, the Company had incurred approximately $64,000 in offering expenses since the effective date, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees.

We anticipate that the gross proceeds of our offering will be a minimum of $12,400,000 and a maximum of $15,000,000. The following tables summarize the anticipated use of the proceeds by the Company and the Bank, respectively, based on the sale of the minimum and maximum number of shares being offered, as well as the midpoint of the offering. These figures are estimates based on information currently available. Accordingly, actual results may vary.

Sunbelt Bancshares

	Minimum offering		Midpoint offering		Maximum offering

Gross proceeds from offering	$12,400,000	100.0%	$13,500,000	100.0%	$15,000,000	100.0%
Organizational and pre-opening exp.	$(1,763,982)	14.2%	$(1,763,982)	13.07%	$(1,763,982)	11.8%
Investment in Bank stock	$(10,636,018)	85.8%	$(11,736,018)	86.93%	$(13,236,018)	88.2%
Remaining proceeds	$0	0.0%	$0	0.00%	$0	0.0%

We have funded the organizational and other pre-opening expenses described in the table above from cash advances made by our organizers and from draws under a pre-opening lines of credit extended to us by TIB. These amounts will be repaid from the proceeds of the offering unless we are unable to sell at least 1,240,000 shares of common stock or fail to receive all regulatory approvals required to organize the Bank, in which case our organizers will bear the risk of loss with respect to the direct cash advances and may be pursued by the lending bank with respect to any funds advanced under the pre-opening lines of credit.

As shown, we expect to use approximately $10.6 million to capitalize the Bank if we sell 1,240,000 shares, approximately $11.7 million if we sell 1,350,000 shares and approximately $13.2 million if we sell 1,500,000 shares. However, we reserve the right to retain a portion of the proceeds of the offering at the Company level for general corporate purposes as long as we contribute no less than $10.6 million to the Bank to fund its initial capitalization.

Sunbelt Bank

The following table shows the anticipated use of the proceeds allocated to the Bank. These proceeds will be in the form of a capital injection from the Company.

	Minimum offering		Midpoint offering		Maximum offering

Capital injection	$10,636,018	100.0%	$11,736,018	100.0%	$13,236,018	100.0%
Furniture, fixtures and equipment	$(585,400)	5.5%	$(585,400)	5.0%	$(585,400)	4.4%
Loans to customers, investment and other general purposes	$(10,050,618)	94.5%	$(11,150,618)	95.0%	$(12,650,618)	95.6%
Remaining proceeds	$0	0.0%	$0	0.0%	$0	0.0%

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the three months ended March 31, 2005.

ITEM 5. OTHER INFORMATION.

This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNBELT BANCSHARES, INC.
Date: May 20, 2005

By:  /s/ Jerry Burnett

Jerry Burnett
Chief Executive Officer

Date: May 20, 2005
By:  /s/ Cindy Swindle

Cindy Swindle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350