Form 10QSB
period 2005-06-30
Sunbelt Bancshares, Inc.
filed 2005-08-15
CIK 1308667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-120681

SUNBELT BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas
(State or other jurisdiction of
corporation or organization)

20-1496006
(I.R.S. Employer Identification Number)

1625 North Stemmons Freeway, Dallas, Texas
(Address of Principal Executive Offices)

78746
(Zip Code)

(214) 217-3971
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 6, 2005.

$0.01Par Value Common Stock                          0 shares

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☒

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED June 30, 2005

This Form 10-QSB contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations, and other business of Sunbelt Bancshares, Inc., that are subject to various factors which could cause actual results to differ materially from those estimates. Factors that could influence the estimates include changes in the national, regional, and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

Sunbelt Bancshares, Inc.
(A Development Stage Enterprise)
Balance Sheets (Unaudited)

	June 30,	December 31,
ASSETS	2005	2004(1)

Cash and cash items	$39,168	$21,895
Deferred stock issuance costs	345,734	212,250

Total assets	$384,902	$234,145

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable and accrued expenses	$219,126	$104,026
Line of credit - TIB	410,000	-
Loans payable - affiliate	200,000	-
Advances from organizers	634,660	770,000

Total liabilities	1,463,786	874,026

Shareholders' deficit:
Common stock, par value $0.01; 10,000,000 shares authorized;
none issued and outstanding
Deficit accumulated during the development stage	(1,078,884)	(639,881)

Total shareholders' deficit	(1,078,884)	(639,881)

Total liabilities and shareholders' deficit	$384,902	$234,145

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

Sunbelt Bancshares, Inc.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		Since
	2005	2004	2005	2004	Inception
Expenses:
Professional fees	$31,232	$20,452	$108,795	$24,805	$281,314
Consulting fees	37,198	42,912	63,215	67,829	374,815
Payroll	48,736	-	90,485	-	90,485
Regulatory application and filing fees	-	20,000	12,920	20,000	115,306
Interest expense	11,853	-	11,853	-	11,853
Miscellaneous	63,507	115	151,735	13,428	205,111

Net loss and deficit accumulated during the
development stage	$(192,526)	$(83,479)	$(439,003)	$(126,062)	$(1,078,884)

See accompanying notes to unaudited consolidated financial statements.

Sunbelt Bancshares, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Six Months Ended		Cumulative
	June 30,		Since
	2005	2004	Inception
Cash flows from operating activities:
Net loss	$(439,003)	$(126,062)	$(1,078,884)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in other operating assets and liabilities:
Deferred stock issuance costs	(133,484)	(74,000)	(345,734)
Accounts payable and accrued expenses	115,100	6,500	219,126

Net cash used in operating activities	(457,387)	(193,562)	(1,205,492)

Cash flows from financing activities:
Advances from organizers	64,660	190,000	634,660
Repayments of advances from organizers	(200,000)	-	-
Advances from affiliate	200,000	-	200,000
Borrowings under line of credit	410,000	-	410,000

Net cash used in investing activities
	474,660	190,000	1,244,660

Net decrease in cash and cash equivalents	17,273	(3,562)	39,168
Cash and cash equivalents at beginning of period	21,895	70,676	-
Cash and cash equivalents at end of period	$39,168	$67,114	$39,168

Supplemental disclosures of cash flow information:
Cash paid for interest:	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Sunbelt Bancshares, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements - Unaudited)

Note 1.   Organization and Nature of Operations

Sunbelt Bancshares, Inc. (“the Company”) is a proposed bank holding company incorporated on December 18, 2002, for the purpose of forming a de novo bank subsidiary. The Company’s development stage activities, which commenced on January 1, 2003, have consisted primarily of preparing and filing applications with various bank regulatory authorities for permission to organize a state bank and a bank holding company, and taking all other actions necessary to organize and charter the bank, including the sale of the Company’s common stock. On June 30, 2004, the Company filed an application with the Texas Department of Banking to organize the Bank and with the Federal Deposit Insurance Corporation for federal deposit insurance. As of December 31, 2004, these applications were approved subject to certain conditions, including: (1) capitalizing the Bank with at least $10,600,000, and (2) implementing appropriate banking policies and procedures. The Bank expects to receive all necessary final regulatory approvals and begin banking operations during the third quarter of 2005.

The Company was formed under the name “First Cornerstone Capital, Inc.” The Company changed the name to Sunbelt Bancshares, Inc. in January 2004.

In February 2005, the Company’s Registration Statement on Form SB-2 became effective and it offered for sale a minimum of 1,240,000 shares and a maximum of 1,500,000 shares of its common stock at $10 per share. (See Note 2) The proceeds of the offering will be utilized primarily to capitalize the Bank and reimburse the organizers for certain organizational expenses.

Upon commencement of operations, the Bank intends to be a full service commercial bank initially serving customers in the South Arlington, South Grand Prairie, Mansfield, Texas area. The Company’s fiscal year ends on December 31.

The Company’s ability to commence operations is dependent upon, among other matters, the receipt of various regulatory approvals, equity capital of at least $12.4 million raised through the sale of the Company’s common stock and receipt of deposit insurance from the Federal Deposit Insurance Corporation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by U.S. generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes included in the Company’s 2004 Form 10-KSB. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim periods.

Note 2.   Common Stock Offering

In February 2005, the Company’s Registration Statement on Form SB-2 became effective and it offered for sale a minimum of 1,240,000 shares and a maximum of 1,500,000 shares of its common stock at an offering price of $10 per share. In addition, the Company will issue one stock purchase warrant for every five shares of common stock purchased, up to a maximum of 300,000 warrants. The warrants will entitle the holder to purchase one share of the Company’s common stock for $12.50 at any time within three years of the date the Bank opens for business. The Company is not using an underwriter and officers of the Company will be selling the shares on a best efforts basis. The officers of the Company will not receive any commission in connection with the sale of shares. As of August 9, 2005, subscription funds in the amount of approximately $1,355,000 have been received into escrow for the purchase of shares pursuant to the offering.

Sunbelt Bancshares, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements - Unaudited)

Note 3.   Consulting Agreement

On May 23, 2005, the Company engaged Treaty Oak Financial Services, Inc. (TOFS) to replace Bankmark Financial & Marketing Services as a consultant during the organizational process. TOFS was engaged to provide the Company with guidance about its capitalization strategy, public relations, event planning, director/senior management training, proposed shareholder database management and marketing consulting. The agreement with Treaty Oak provided for a term of 120 days beginning June 17, 2005 and for payments of $35,000 per month (plus expenses). In addition, for its administrative support in connection with the transfer of individual retirement account funds used to satisfy subscriptions, TOFS would receive a payment of $300 per account processed.

Effective July 20, 2005, the agreement between the Company and TOFS was terminated by mutual consent whereby certain events occurred and the parties believed the engagement was no longer desirable. On August 4, 2005, TOFS returned to the Company its second payment of $35,000 less expenses of $1,859. Effective July 26, 2005, the Company hired Raindance Capital Partners, LLC to replace Treaty Oak Financial Services, Inc.

The Company entered into a consulting agreement with Jerry Burnett, who is actively involved in directing the organizational and pre-opening activities of the Company and the Bank. This agreement provides for the payment to Mr. Burnett of $90,000 annually, for consulting and advisory services rendered in connection with the organization of the Company and the Bank. In addition, the consulting agreement provides for deferred compensation of $2,917 per month to be accrued for the benefit of Mr. Burnett. This agreement expired on June 30, 2005 and has been extended through December 31, 2005.

Note 4.   Pre-Organizational Loan

On January 15, 2005, the Company obtained a working capital line of credit from TIB-The Independent Bankers Bank (TIB) in the amount of $600,000, with an interest rate of prime plus 50 basis points floating daily. As of June 30, 2005, the balance on the line of credit was $410,000. The loan matured on June 30, 2005 (or upon lender’s demand) and is guaranteed by the Organizers. TIB agreed to extend the line of credit through September 30, 2005.

Note 5.   Loans From Affiliate

On April 6, 2005, Epic Realm, an entity affiliated with several of the organizers, loaned the Company a total of $200,000 as a bridge loan until the Company is able to draw the final $200,000 under the TIB line of credit. Subsequent to June 30, 2005, The Company will repay the outstanding balance on the TIB line of credit by using a portion of the proceeds of its initial public offering. The Company expects that additional amounts will be required to complete the organizational phase and trying to obtain an additional $450,000 working capital line of credit from an entity owned and controlled by some of the members of the Seib family to cover any remaining expenses.

Following the close of the quarter ended June 30, 2005, Epic Realm Technologies, LLC, an entity affiliated with several of the organizers, loaned the Company $85,000 as a bridge loan until the Company is able to draw the final $200,000 under the TIB line of credit. From July 1, 2005 through August 13, 2005, three organizers loaned the Company $14,000 to pay certain accounts payable.

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

OVERVIEW

The Company is a Texas corporation that was incorporated on December 18, 2002 to organize and serve as the holding company for a proposed de novo bank, Sunbelt Bank (In Organization) (the “Bank”). The Bank will be a full service commercial bank headquartered in southwest Arlington, Texas, with a full service banking office in southeast Arlington, and will initially serve South Arlington, South Grand Prairie, Mansfield and the neighboring communities.

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

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”) which Registration Statement became effective February 14, 2005. Pursuant to the Registration Statement, a minimum of 1,240,000 shares of the Company’s common stock, $.01 par value per share (the “Common Stock”), and a maximum of 1,500,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. The Company expects to use at least $10.6 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,240,000 shares and at least $13.2 million to capitalize the Bank if it sells 1,500,000 shares. As of August 9, 2005, funds in the amount of approximately $1,355,000 have been received into escrow for the purchase of shares.

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

FINANCIAL RESULTS

For the six-month period ended June 30, 2005, the Company generated a net loss of $ 439,003. For the six-month period ended June 30, 2005, the primary expenses were consulting fees ($63,215), payroll expense ($90,485), professional fees ($108,795), regulatory application and filing fees ($12,920), and interest expense ($11,853). Because the Company is in the organizational stage, it has no operations from which to generate revenues. The Company engaged in no material operations during the six months ended June 30, 2005.

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

FUNDING OF OPERATIONS AND LIQUIDITY

During the organizational period, the Company’s cash requirements have consisted principally of funding the Company’s pre-opening expenses, described above. Through June 30, 2005, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers in the aggregate amount of $64,660, a $200,000 loan from an affiliated entity and an extension of credit in the amount of $600,000 from TIB - The Independent BankersBank, which extension of credit has been guaranteed by the organizers. Under the line of credit agreement with TIB, the final $200,000 draw will be accessible to the Company when it attains subscriptions equal to 50% of the minimum offering amount.

On April 6, 2005, Epic Realm, an entity affiliated with several of the organizers, loaned the Company a total of $200,000 as a bridge loan until the Company is able to draw the final $200,000 under the TIB line of credit. The Company expects to repay the bridge loan with the proceeds of the final draw on the TIB line of credit.

As of June 30, 2005, the Company had cash on hand of approximately $39,168. In addition, the Company had borrowing capacity under TIB line of credit of approximately $600,000, $200,000 of which will be used to repay the bridge loan. The Company expects that additional amounts will be required to complete the organizational phase and is working to obtain an additional $450,000 working capital line of credit from an entity owned and controlled by some of the members of the Seib family to cover any remaining expenses.

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

Following the completion of the offering, the Company intends to repay the loan from TIB from the proceeds of the offering. With respect to the direct cash advances made by the organizers of the Company, the Company will either repay the advances from the proceeds of the offering or issue stock to each organizer in an amount equal to the cash advanced by the organizer.

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

CAPITAL EXPENDITURES

The Company had not made any significant capital expenditures as of June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 14, 2005, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 (File No. 333-120681) related to our initial public offering of our common stock, $0.01 par value.  We are offering for sale a minimum of 1,240,000 and a maximum of 1,500,000 shares of our common stock at a price of $10.00 per share to raise the money to organize Sunbelt Bank. We registered a total of 2,100,000 shares of our common stock, of which 510,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 300,000 shares of common stock at an exercise price of $12.50 per share to be issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $10.00 per share to be issued to the organizers of the Company). Initially, we expected the offering to end on June 30, 2005. However, on June 6, 2005, the board of directors approved an extension of the offering until December 31, 2005. As of August 9, 2005, subscription funds in the amount of approximately $1,355,000 have been received into escrow for the purchase of shares pursuant to the offering.

As of June 30, 2005, the Company had incurred approximately $309,750 in offering expenses since the effective date, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees.

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

Sunbelt Bancshares

	Minimum offering		Midpoint offering		Maximum offering

Gross proceeds from offering	$12,400,000.00	100.00%	$13,500,000.00	100.00%	$15,000,000.00	100.00%
Organizational and pre-opening exp.	$(1,763,982.00)	14.20%	$(1,763,982.00)	13.07%	$(1,763,982.00)	11.80%
Investment in Bank stock	$(10,636,018.00)	85.80%	$(11,736,018.00)	86.93%	$(13,236,018.00)	88.20%

Remaining proceeds	$-	0.0%	$-	0.0%	$-	0.0%

We have funded the organizational and other pre-opening expenses described in the table above from cash advances made by our organizers and affiliated entities and from draws under pre-opening lines of credit extended to us by TIB. These amounts will be repaid from the proceeds of the offering unless we are unable to sell at least 1,240,000 shares of common stock or fail to receive all regulatory approvals required to organize the Bank, in which case our organizers and the affiliated entities will bear the risk of loss with respect to the direct cash advances and our organizers may be pursued by the lending bank with respect to any funds advanced under the pre-opening lines of credit.

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

	Minimum offering		Midpoint offering		Maximum offering

Capital injection	$10,636,018.00	100.0%	$11,736,018.00	100.0%	$13,236,018.00	100.0%
Furniture, fixtures and equipment	$(585,400.00)	5.5%	$(585,400.00)	5.5%	$(585,400.00)	5.5%
Loans to customers, investment and other general purposes	$(10,050,618.00)	94.5%	$(11,150,618.00)	94.5%	$(12,650,618.00)	94.5%

Remaining proceeds	$(10,050,618.00)	0.0%	$-	0.0%	$-	0.0%

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the shareholders of the Company during the six months ended June 30, 2005.

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

SUNBELT BANCSHARES, INC.
Date: August 15, 2005

By:  /s/ Jerry Burnett

_______________________________________
Jerry Burnett
Chief Executive Officer

Date: August 15, 2005
By:  /s/ Cindy Swindle
_______________________________________
Cindy Swindle
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act

32	Certification pursuant to Rules 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350